Form 10-K
period 2005-12-31
American Home Mortgage Assets Trust 2005-1
filed 2006-03-30
CIK 1343007

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-125741-01


        American Home Mortgage Assets LLC
        Mortgage-Backed P/T Certificates
        Series 2005-1

     (Exact name of registrant as specified in its charter)


  New York                                          54-2186655
  (State or other jurisdiction of                   54-2186656
  incorporation or organization)                    54-2186657
                                                    54-2186658
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  ___     No   X
  The registrant has not been subject to filing requirements for the past 90 days as the closing date for the transaction was October 31, 2005.


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 19.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Report of Independent Registered Public Accounting Firm.


      a) American Home Mortgage Servicing, Inc., as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) American Home Mortgage Servicing, Inc., as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Servicing
            Agreements.


      a) American Home Mortgage Servicing, Inc., as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    American Home Mortgage Assets LLC
    American Home Mortgage Assets
    Mortgage-Backed P/T Certificates
    Series 2005-1
    (Registrant)


  Signed: American Home Mortgage Assets LLC as Depositor

  By:     Michael Strauss, President and Chief Executive Officer

  By: /s/ Michael Strauss, President and Chief Executive Officer

  Dated:  March 30, 2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Michael Strauss, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of American Home Mortgage Assets Mortgage-Backed P/T Certificates, Series 2005-1 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the Servicer under the servicing agreement, or similar agreement, and based upon my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Wells Fargo Bank, N.A. as Master Servicer.

     Date:  March 30, 2006

     /s/ Michael Strauss
     Signature

     President and Chief Executive Officer
     Title


  EX-99.1
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
American Home Mortgage Servicing, Inc.
Melville, New York


We have examined American Home Mortgage Servicing, Inc.'s (the "Company") compliance with its established minimum servicing standards described in the accompanying Management's Assertion, datedMarch 24, 2006, as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

Our examination disclosed the following instances of material noncompliance:

1. Custodial Bank Account Reconciliations (I.1) - For 6 of 15 account reconciliations selected for testing as of July 31, 2005, 35 of 324 reconciling items did not clear the applicable reconciliation within 90 days of their original identification. The net amount of the reconciling items outstanding over 90 days for the 6 account reconciliations were ($465,731), $12,648, ($9,105), ($1,429), $336 and ($86), respectively. All such items were subsequently cleared prior to December 31, 2005. For 5 of 20 account reconciliations selected for testing as of December 31, 2005, 15 of 397 reconciling items did not clear the applicable reconciliation within 90 days of their original identification. The net amount of the reconciling items outstanding over 90 days for the 5 account reconciliations were ($83,944), ($10,086), $1,066, $1,002 and ($171), respectively. All such items were subsequently cleared prior to March 24, 2006.

2. Escrow Funds from Payoffs (I.4) - For 12 of 20 loan payoffs selected for testing from March 2005 through October 2005, and for 1 of 30 selected for testing from December 2005, the Company remitted escrow refunds after the required 30 days from the payoff date.

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, as set forth in Appendix I.

/s/Deloitte & Touche LLP
Princeton, New Jersey
March 24, 2006


(page)

MANAGEMENT ASSERTION

As of and for the year ended December 31, 2005, American Home Mortgage Servicing, Inc. (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards, except for as discussed below, for residential mortgage loans as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers.

During the year ended December 31, 2005, the Company determined it was materially noncompliant with the below criteria as specified by its established minimum servicing standards:

1. Custodial Bank Account Reconciliations (I.1) -For 6 of 15 account reconciliations selected for testing as of July 31, 2005, 35 of 324 reconciling items did not clear the applicable reconciliation within 90 days of their original identification. The net amount of the reconciling items outstanding over 90 days for the 6 account reconciliations were ($465,731), $12,648, ($9,105), ($1,429), $336 and ($86), respectively. All such items were subsequently cleared prior to December 31, 2005. For 5 of 20 account reconciliations selected for testing as of December 31, 2005, 15 of 397 reconciling items did not clear the applicable reconciliation within 90 days of their original identification. The net amount of the reconciling items outstanding over 90 days for the 5 account reconciliations were ($83,944), ($10,086), $1,066, $1,002 and ($171), respectively. All such items were subsequently cleared prior to March 24, 2006.

2. Escrow Funds from Payoffs (I.4) - For 12 of 20 loan payoffs selected for testing from March through October, and for 1 of 30 selected for testing from December, the Company remitted escrow refunds after the required 30 days from the payoff date.

As of and for this same period, the Company had in effect a fidelity bond in the amount of $30,000,000 and errors and omissions policy in the amount of $20,000,000.



March 24, 2006




/s/ Michael Strauss
Michael Strauss
Chief Executive Officer

/s/ David Friedman
David Friedman
Executive Vice President &
Director of Servicing

(page)


APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE
BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION
PROGRAM FOR MORTGAGE BANKERS


I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

*   Be mathematically accurate
*   Be prepared within forty-five (45) calendar days after the cutoff date
* Be reviewed and approved by someone other than the person who prepared the reconciliation
* Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that


(page)


such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.


IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.


V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).


VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2
MANAGEMENT ASSERTION

As of and for the year ended December 31, 2005, American Home Mortgage Servicing, Inc. (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards, except for as discussed below, for residential mortgage loans as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers.

During the year ended December 31, 2005, the Company determined it was materially noncompliant with the below criteria as specified by its established minimum servicing standards:

1. Custodial Bank Account Reconciliations (I.1) -For 6 of 15 account reconciliations selected for testing as of July 31, 2005, 35 of 324 reconciling items did not clear the applicable reconciliation within 90 days of their original identification. The net amount of the reconciling items outstanding over 90 days for the 6 account reconciliations were ($465,731), $12,648, ($9,105), ($1,429), $336 and ($86), respectively. All such items were subsequently cleared prior to December 31, 2005. For 5 of 20 account reconciliations selected for testing as of December 31, 2005, 15 of 397 reconciling items did not clear the applicable reconciliation within 90 days of their original identification. The net amount of the reconciling items outstanding over 90 days for the 5 account reconciliations were ($83,944), ($10,086), $1,066, $1,002 and ($171), respectively. All such items were subsequently cleared prior to March 24, 2006.

2. Escrow Funds from Payoffs (I.4) - For 12 of 20 loan payoffs selected for testing from March through October, and for 1 of 30 selected for testing from December, the Company remitted escrow refunds after the required 30 days from the payoff date.

As of and for this same period, the Company had in effect a fidelity bond in the amount of $30,000,000 and errors and omissions policy in the amount of $20,000,000.



March 24, 2006




/s/ Michael Strauss
Michael Strauss
Chief Executive Officer

/s/ David Friedman
David Friedman
Executive Vice President &
Director of Servicing

(page)

APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE
BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION
PROGRAM FOR MORTGAGE BANKERS


I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

*   Be mathematically accurate
*   Be prepared within forty-five (45) calendar days after the cutoff date
* Be reviewed and approved by someone other than the person who prepared the reconciliation
* Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that


(page)


such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.


IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.


V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).


VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.3
(logo)
American Home Mortgage Servicing

4600 Regent Boulevard, Suite 200
Irving, Texas 75063

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

Tel: (877) 314-8600

RE: Officer's Certificate AHMA 2005-1

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:
/s/ David Friedman
Officer Signature

David Friedman
Officer Name

Executive Vice President, Loan Servicing
Title

March 15, 2006
Date



Licensed Or Authorized Mortgage Lender Throughout The Fifty States And The District of Columbia
An American Home Mortgage Investment Corp. Company
New York Stock Exchange Listing Symbol - AHM
(logo)
EQUAL HOUSING
LENDER





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   I-A-1                          1,516,703.56          5,892,105.96                 0.00             214,017,894.04
   II-A-1                           350,509.24            648,289.53                 0.00              42,761,710.47
   II-A-2-1                         399,009.64                  0.00                 0.00              49,380,000.00
   II-A-2-2                          24,806.79                  0.00                 0.00               3,070,000.00
   III-A-1-1                      1,874,721.06         12,863,209.61                 0.00             258,136,790.40
   III-A-1-2                        211,476.68          1,431,566.05                 0.00              28,728,433.94
   III-A-2-1                        696,520.03          6,102,444.88                 0.00              94,367,555.12
   III-A-2-2                        176,514.54          1,525,763.07                 0.00              23,594,236.93
   III-M-1                          145,506.53                  0.00                 0.00              19,660,000.00
   III-M-2                           71,682.68                  0.00                 0.00               9,250,000.00
   III-M-3                           40,422.76                  0.00                 0.00               4,630,000.00
   III-M-4                           21,389.35                  0.00                 0.00               2,312,000.00
   III-X                                  0.00                  0.00                 0.00             441,881,882.86
   C-B-1                             80,425.50              2,625.83                 0.00              11,067,374.17
   C-B-2                             20,705.76                676.03                 0.00               2,849,323.97
   C-B-3                             15,838.08                517.10                 0.00               2,179,482.90
   C-B-4                              9,735.33                317.85                 0.00               1,339,682.15
   C-B-5                              8,536.58                278.72                 0.00               1,174,721.29
   C-B-6                              7,317.08                238.44                 0.00               1,006,905.56
   R-I                                    0.17                 50.00                 0.00                       0.00
   R-II                                   0.17                 50.00                 0.00                       0.00